Form 10-Q
period 1995-01-31
RADIX VENTURES INC
filed 1995-03-13
CIK 758452

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the period ended January 31, 1995         Commission file number 2-94692
                     ----------------

                             RADIX VENTURES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                                       13-2673894
- --------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

                  230 Park Avenue, New York, New York  10169
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (212) 697-9141
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate the number of shares outstanding of the issuer's classes of Common Stock as of January 31, 1995.
            -----------------

                    Class                   Number outstanding
                    -----                   ------------------
        Common Stock, par value $.01             771,500

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------


                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item I.    Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets -
               January 31, 1995, (unaudited) and July 31, 1994                3

               Condensed Consolidated Statements of Income -
               Three months and six months ended January 31, 1995
               and 1994 (unaudited)                                           4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended January 31, 1995 and 1994 (unaudited)         5

               Notes to Condensed Consolidated Financial Statements           6


Item II.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                            7


PART II.  OTHER INFORMATION
- ---------------------------

Item VI.   Exhibits and Reports on Form 8-K                                   9


SIGNATURES                                                                   10
- ----------

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
              ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                      January 31,     July 31,
                    ASSETS                               1995           1994
                    ------                            -----------    -----------
                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash                                             $ 3,304,270    $ 3,420,969
     Accounts receivable, less allowance for
       doubtful accounts of $201,988 and $201,988      27,563,016     32,632,192
     Other current assets                               1,087,048      1,214,406
                                                      -----------    -----------
               Total Current Assets                    31,954,334     37,267,567

Furniture, Equipment and Vehicles, less allowance
  for depreciation of $4,220,941 and $3,928,868         2,379,560      2,227,208

OTHER ASSETS:
     Intangibles                                          458,836        465,952
     Other                                              1,111,701        948,493
                                                      -----------    -----------
TOTAL ASSETS                                          $35,904,431    $40,909,220
                                                      ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
     Duty, freight and other accounts payable         $28,556,318    $33,873,720
     Accrued expenses and sundry liabilities            1,186,881      1,206,557
     Current maturities of long-term debt               1,959,900      1,974,900
                                                      -----------    -----------
               Total Current Liabilities               31,703,099     37,055,177
                                                      -----------    -----------

Other                                                     413,077        358,944
                                                      -----------    -----------
                                                          413,077        358,944
                                                      -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock, authorized 1,000,000; issued and
      outstanding 771,500 shares of $.01 par value          7,715          7,715
     Additional paid-in capital                           941,622        941,622
     Retained earnings                                  2,838,918      2,545,762
                                                      -----------    -----------
                                                        3,788,255      3,495,099
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $35,904,431    $40,909,220
                                                      ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                        Three months ended                   Six months ended
                                            January 31                          January 31
                                     ----------------------------       ----------------------------
                                         1995            1994              1995             1994
                                     ------------    ------------       ------------    ------------
Gross Billings                       $126,148,964    $103,371,358       $266,667,995    $217,444,639
Less duty, freight and
  other direct costs                  117,951,962      96,200,239        250,056,043     202,868,787
                                     ------------    ------------       ------------    ------------

Net fees and commissions                8,197,002       7,171,119         16,611,952      14,575,852

Operating expenses                      8,060,132       7,286,652         16,109,372      14,548,830
                                     ------------    ------------       ------------    ------------

Operating income (loss)                   136,870        (115,533)           502,580          27,022
Interest expense, net                     (61,334)        (94,186)          (149,883)       (174,238)
Equity in income (loss)
  of unconsolidated
  subsidiaries                             46,736          (5,057)            78,999         (15,618)
                                     ------------    ------------       ------------    ------------

Income (loss) before
  income taxes                            122,272        (214,776)           431,696        (162,834)

Income tax charge (benefit)                29,671         (82,377)           138,540         (57,826)
                                     ------------    ------------       ------------    ------------

Net income (loss)                    $     92,601    $   (132,399)      $    293,156    $   (105,008)
                                     ============    ============       ============    ============


Net income (loss) per share
  (based on 771,500 shares
  outstanding)                       $       0.12    $      (0.17)      $       0.38    $      (0.14)
                                     ============    ============       ============    ============

See Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                                                                   Six Months Ended January 31,
                                                                   ----------------------------
                                                                       1995            1994
                                                                   -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                  $   293,156      $  (105,008)

Adjustments to reconcile net income to
  cash provided by (used in) operating activities:
  Depreciation and amortization                                        328,566          307,098
  Provision for losses in accounts receivable                           48,762           39,526
  Loss (gain) on sale of furniture, equipment and vehicles               7,865           (1,651)

Changes in operating assets and liabilities:
  Decrease in accounts receivable                                    5,020,414        2,254,743
  Decrease (increase) in other current assets                          127,358          (10,932)
  Increase in other non-current assets                                (183,406)         (53,132)
  Decrease in duty, freight, and other accounts
    payable, accrued expenses and sundry liabilities                (5,282,945)      (4,432,102)
                                                                   -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    359,770       (2,001,458)
                                                                   -----------      -----------

INVESTING ACTIVITIES
Purchases of furniture, equipment and vehicles                        (469,783)        (469,600)
Proceeds from sales of furniture, equipment and vehicles                 8,314            3,225
Net purchases of marketable securities                                    -            (142,397)
                                                                   -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (461,469)        (608,772)
                                                                   -----------      -----------

FINANCING ACTIVITIES
Net proceeds from revolving line of credit                                -           1,550,000
Principal payments of debt                                             (15,000)        (193,900)
                                                                   -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (15,000)       1,356,100
                                                                   -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (116,699)      (1,254,130)
  Cash and cash equivalents at beginning of year                     3,420,969        4,222,105
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,304,270      $ 2,967,975
                                                                   ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended July 31, 1994 included on Form 10-K filed with the Securities and Exchange Commission on October 28, 1994.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's financial position at January 31, 1995, the results of operations for the three and six month periods ended January 31, 1995 and 1994 and statement of cash flows for the six months ended January 31, 1995 and 1994. The unaudited results of operations for the six months ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995.

Effective November 1, 1993, the Company changed the estimated useful lives used to compute depreciation for its computer equipment and automobiles from three years to five years. This change conforms to the useful lives used for tax purposes and better coincides with the estimated life expectancies of these assets. The effect of this change favorably impacted depreciation expense by $60,892 during the Company's first quarter of the current fiscal year compared to the first quarter of the prior fiscal year.


2.  FINANCING ARRANGEMENTS
    ----------------------

Effective February 1, 1995, the Company entered into a new, three year, $8 million short-term revolving line of credit agreement with its principal bank. The new line of credit, which replaced a previous $4 million short-term revolving line of credit, was used to redeem the outstanding balance of $1,959,900 of the Company's subordinated debentures on February 1, 1995. Borrowings under this new line of credit will bear interest at the annual rate of 1.25% over the higher of the bank's prime rate or the Federal Funds Rate plus .5%, and are secured by the assets of the Company.

                                   FORM 10-Q

          ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          -----------------------------------------------------------
                      OPERATIONS AND FINANCIAL CONDITION
                      ----------------------------------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Net fees and commissions were $8,197,002 for the quarter and $16,611,952 for the six months year-to-date ended January 31, 1995, compared to $7,171,119 and $14,575,852 for the same periods the prior fiscal year, representing increases of 14.3% and 14.0%, respectively. Of this increase, 6.2% for the quarter and 5.6% for the six months year-to-date resulted from two acquisitions made by the Company in the last quarter of fiscal year 1994, with the balance of the increase derived from additional business from new customer accounts and from an increase in the volume of transactions processed for existing accounts.

Gross billings, which include net fees and commissions plus duty, freight and other direct costs billed to customers and paid on their behalf, increased 22.0% for the quarter and 22.6% for the six months year-to-date. The increase in gross billings resulted from the acquisitions and the increased volume of transactions derived from new and existing customer accounts noted above and from an increase in customs duty and freight costs billed to customers and paid on their behalf, which does not necessarily result in a proportionate increase in net fees and commissions.

Operating expenses were $8,060,132 for the quarter and $16,109,372 for the six months year-to-date, compared to $7,286,652 and $14,548,830 for the same periods the prior fiscal year, representing increases of 10.6% and 10.7% respectively. The increase in operating expenses is primarily attributable to incremental operating expenses associated with the businesses acquired in fiscal year 1994 noted above and to increases in salary and salary related expenses.

Net interest expense decreased $32,852 for the quarter and $24,355 for the six months year-to-date, compared to the corresponding prior fiscal year periods. The decrease in net interest expense resulted primarily from the reduction of outstanding debt through the repurchase of the Company's debentures and from a decrease in average borrowings under a bank line of credit agreement.

Equity in income of unconsolidated subsidiaries of $46,736 for the quarter and $78,999 for the six months year-to-date, compared to equity in loss of $5,057 and $15,618 for the prior fiscal year periods, represents the Company's share in the income or loss of its 50% owned Australian subsidiaries, Radix Group International Pty., Ltd. and United Star Line Pty., Ltd., and of its 25% equity interest in James Bourlet, Inc.

The Company reported income before income taxes of $122,272 for the quarter and $431,696 for the six months year-to-date, compared to a loss before income taxes of $214,776 and $162,834, respectively, for the same periods the prior fiscal year.

Income tax charges of $29,671 for the quarter and $138,540 for the six months year-to-date represented an effective income tax rate of 39.3% on income before equity in income of unconsolidated subsidiaries. The effective income tax rate for the same prior fiscal year periods was also 39.3%.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

RESULTS OF OPERATIONS (cont.)
- -----------------------------

As a result, the Company recorded net income of $92,601 or 12 cents per share for the quarter and $293,156 or 38 cents per share for the six months year-to-date ended January 31, 1995, compared to a net loss of $132,399 or 17 cents per share and $105,008 or 14 cents per share, respectively, for the same prior fiscal year periods.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's working capital at January 31, 1995 was $251,235 compared to $212,390 at July 31, 1994 with the majority of current assets comprising cash and accounts receivable.

The Company supplements its working capital by short-term borrowing to finance any excess of its accounts receivable over its accounts payable. These borrowings are made under a line of credit from a bank and fluctuate on a daily basis according to the Company's requirements. On February 1, 1995, the Company replaced its previous $4 million revolving line of credit with a new three-year $8 million revolving line of credit. There were no outstanding borrowings under the line of credit at January 31, 1995 and July 31, 1994.

Current liabilities at January 31, 1995 includes subordinated debentures of $1,959,900 due February 1, 1995. Subsequent to the balance sheet date, the Company has redeemed the debentures utilizing its new short-term revolving line of credit.

While working capital remains fairly constant, accounts receivable and accounts payable fluctuate significantly on a daily basis in line with the billing and disbursement of customs duty and freight costs. This fluctuation in accounts receivable and accounts payable tends to offset with any differences resulting in an increase or decrease in the Company's cash balances and/or short-term borrowing.

The Company's capital requirements as of January 31, 1995 consist of purchases of computer equipment and software under a continuing program to expand and upgrade its computer systems, normal replacement of furniture, vehicles and other equipment and lease obligations for office space and telephone equipment. The Company's capital expenditure requirements should be met adequately by cash-on-hand and by leasing arrangements.

IMPACT OF INFLATION
- -------------------

Inflation has tended to increase the Company's operating expenses, particularly salary and salary related expenses. However, in recent years, the Company has been unable, in some instances, to pass such cost increases on to its customers by means of price increases due to competitive factors. Consequently, management has sought to mitigate the effect of inflation on the Company's business by increasing the efficiency of its operations.

Inasmuch as the Company is not required to purchase or maintain extensive fixed assets other than its computer systems and is not primarily reliant on substantial interest rate sensitive indebtedness, the Company's direct exposure to increased costs resulting from increases in interest rates is not severe.

                                   FORM 10-Q

                          PART II.   OTHER INFORMATION
                          ----------------------------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

                   ITEM VI.  EXHIBITS AND REPORTS ON FORM 8-K
                   ------------------------------------------


No reports on form 8-K were filed for the period being reported.

                                   FORM 10-Q

                     RADIX VENTURES, INC.  AND SUBSIDIARIES
                     --------------------------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  RADIX VENTURES, INC.
                                                  --------------------------
                                                            Registrant


Dated:  March 15, 1995


                                                  /s/ Pierre L. Schoenheimer
                                                  --------------------------
                                                  Pierre L. Schoenheimer,
                                                  Chairman


                                                  /s/ Matthew P. Sheppard
                                                  --------------------------
                                                  Matthew P. Sheppard,
                                                  Vice-President and Treasurer