Form 10-Q
period 1995-04-30
RADIX VENTURES INC
filed 1995-06-15
CIK 758452

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the period ended April 30, 1995 Commission file number 2-94692
                     --------------

                             RADIX VENTURES, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)


          New York                                      13-2673894
- -------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

  230 Park Avenue, New York, New York  10169
- -------------------------------------------------------------------------------
(Address of principal executive offices)


                                (212) 697-9141
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed from last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No
     ---     ---

Indicate the number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1995.
            ---------------

                  Class                         Number outstanding
                  -----                         ------------------
        Common Stock, par value $.01                   771,500

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------


                                     INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION
- -----------------------------

Item I.   Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets -
              April 30, 1995, (unaudited) and July 31, 1994                 3

              Condensed Consolidated Statements of Income  -
              Three months and nine months ended April 30, 1995
              and 1994 (unaudited)                                          4

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended April 30, 1995 and 1994 (unaudited)         5

              Notes to Condensed Consolidated Financial Statements          6

Item II.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                           7


PART II. OTHER INFORMATION
- --------------------------

Item VI. Exhibits and Reports on Form 8-K                                   9


SIGNATURES                                                                 10

                                   FORM 10-Q
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
              ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                APRIL 30,      JULY 31,
                 ASSETS                           1995           1994
                 ------                       ------------    -----------
                                              (UNAUDITED)
CURRENT ASSETS:
     Cash                                      $ 1,685,704    $ 3,420,969
     Accounts receivable, less allowance for
       doubtful accounts of $349,524 and
       $201,988                                 31,223,320     32,632,192

     Other current assets                          813,950      1,214,406
                                               -----------    -----------
               Total Current Assets             33,722,974     37,267,567

Furniture, Equipment and Vehicles, less
 allowance for depreciation of $4,389,634
 and $3,928,868                                  2,357,797      2,227,208


OTHER ASSETS:
     Intangibles                                   581,367        465,952
     Other                                       1,347,258        948,493
                                               -----------    -----------
TOTAL ASSETS                                   $38,009,396    $40,909,220
                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                     $ 1,343,293    $       -
     Duty, freight and other accounts
      payable                                   31,449,914     33,873,720
     Accrued expenses and sundry
      liabilities                                  994,130      1,206,557
     Current maturities of long-term
      debt                                             -        1,974,900
                                               -----------    -----------
               Total Current Liabilities        33,787,337     37,055,177
                                               -----------    -----------
Other                                              410,250        358,944
                                               -----------    -----------
                                                   410,250        358,944
                                               -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock, authorized 1,000,000;
      issued and outstanding 771,500 shares of
      $.01 par value                                 7,715          7,715
     Additional paid-in capital                    941,622        941,622
     Retained earnings                           2,862,472      2,545,762
                                               -----------    -----------
                                                 3,811,809      3,495,099
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $38,009,396    $40,909,220
                                               ===========    ===========

           See Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q
                                   ---------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

                                    Three months ended               Nine months ended
                                         April 30                      April 30
                               ---------------------------     ----------------------------

                                   1995           1994             1995            1994
                               ------------    -----------     ------------    ------------

Gross billings                 $111,823,522    $99,362,297     $378,491,517    $316,806,936
Less duty, freight and
  other direct costs            103,548,383     92,156,918      353,604,426     295,025,705
                               ---------------------------     ----------------------------

Net fees and commissions          8,275,139      7,205,379       24,887,091      21,781,231

Operating expenses                8,214,984      7,061,802       24,324,356      21,610,632
                               ---------------------------     ----------------------------

Operating income                     60,155        143,577          562,735         170,599
Interest expense, net               (38,090)       (96,032)        (187,973)       (270,270)
Equity in income
  of unconsolidated
  subsidiaries                       10,156         16,238           89,155             620
                               ---------------------------     ----------------------------

Income (loss) before
  income taxes                       32,221         63,783          463,917         (99,051)

Income tax charge (benefit)           8,667         18,675          147,207         (39,151)
                               ---------------------------     ----------------------------

Net income (loss)              $     23,554    $    45,108     $    316,710    $    (59,900)
                               ===========================     ============================


Net income (loss) per share
  (based on 771,500 shares
  outstanding)                        $0.03          $0.06            $0.41          $(0.08)
                               ===========================     ============================

See Notes to Condensed Consolidated Financial Statements.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                                          Nine Months Ended April 30
                                          --------------------------
                                              1995          1994
                                          -----------   ------------
OPERATING ACTIVITIES
Net income (loss)                         $   316,710   $   (59,900)
Adjustments to reconcile net income to
  cash used in operating activities:
  Depreciation and amortization               505,062       446,572
  Provision for losses in accounts
   receivable                                 293,632        47,944
  Loss (gain) on sale of furniture,
   equipment and vehicles                      20,430        (2,697)

Changes in operating assets and
 liabilities:
  Decrease in accounts receivable           1,115,240       422,247
  Decrease in other current assets            400,456       306,141
  Increase  in other non-current assets      (418,963)      (16,580)
  Decrease in duty, freight, and other
   accounts payable, accrued expenses
     and sundry liabilities                (2,584,927)   (4,175,075)
                                          -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES        (352,360)   (3,031,348)
                                          -----------   -----------
INVESTING ACTIVITIES
Purchases of furniture, equipment and
 vehicles                                    (635,311)     (864,703)
Proceeds from sales of furniture,
 equipment and vehicles                        10,102         7,825
Net purchases of marketable securities              -       (49,250)
                                          -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES        (625,209)     (906,128)
                                          -----------   -----------
FINANCING ACTIVITIES
Net proceeds from revolving line of
 credit                                     1,343,293     1,550,000
Revolving line of credit origination
 expenses                                    (126,089)            -
Principal payments of debt                 (1,974,900)     (259,100)
                                          -----------   -----------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                        (757,696)    1,290,900
                                          -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS      (1,735,265)   (2,646,576)
  Cash and cash equivalents at
   beginning of year                        3,420,969     4,222,105
                                          -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 1,685,704   $ 1,575,529
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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's financial position at April 30, 1995, the results of operations for the three and nine month periods ended April 30, 1995 and 1994 and statement of cash flows for the nine months ended April 30, 1995 and 1994. The unaudited results of operations for the nine months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995.

Effective November 1, 1993, the Company changed the estimated useful lives used to compute depreciation for its computer equipment and automobiles from three years to five years. This change conforms to the useful lives used for tax purposes and better coincides with the estimated life expectancies of these assets. The effect of this change favorably impacted depreciation expense by $60,892 during the Company's nine months year-to-date of the current fiscal year compared to the nine months year-to-date of the prior fiscal year.


2. FINANCING ARRANGEMENTS
   ----------------------

Effective February 1, 1995, the Company entered into a new, three year, $8 million short-term revolving line of credit agreement with its principal bank. The new line of credit, which replaced a previous $4 million short-term revolving line of credit, was used to redeem the outstanding balance of the Company's subordinated debentures on February 1, 1995. Borrowings under this new line of credit will bear interest at the annual rate of 1.25% over the higher of the bank's prime rate or the Federal Funds Rate plus .5%, and are secured by the assets of the Company.


3. SUBSEQUENT EVENT
   ----------------

On May 3, 1995, the Company entered into an agreement with Air Express International Corporation (AEI) whereby AEI would acquire 100% of the outstanding stock of the Company in exchange for a maximum of one million shares of AEI common stock. The closing of this transaction became effective June 8, 1995. Accordingly, this will be the final report which will be filed with the Securities and Exchange Commission by the Company.

                                   FORM 10-Q

          ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          ------------------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Net fees and commissions were $8,275,139 for the quarter and $24,887,091 for the nine months year-to-date ended April 30, 1995, compared to $7,205,379 and $21,781,231 for the same periods the prior fiscal year, representing increases of 14.8% and 14.3%, respectively. Of this increase, 5.0% for both the quarter and the nine months year-to-date resulted from two acquisitions made by the Company in the last quarter of fiscal year 1994, with the balance of the increase derived from additional business from new customer accounts and from an increase in the volume of transactions processed for existing accounts.

Gross billings, which include net fees and commissions plus duty, freight and other direct costs billed to customers and paid on their behalf, increased 12.5% for the quarter and 19.5% for the nine months year-to-date. The increase in gross billings resulted from the acquisitions and the increased volume of transactions derived from new and existing customer accounts noted above and from an increase in customs duty and freight costs billed to customers and paid on their behalf, which does not necessarily result in a proportionate increase in net fees and commissions.

Operating expenses were $8,214,984 for the quarter and $24,324,356 for the nine months year-to-date, compared to $7,061,802 and $21,610,632 for the same periods the prior fiscal year, representing increases of 16.3% and 12.6% respectively. The increase in operating expenses is attributable primarily to incremental operating expenses associated with the businesses acquired in fiscal year 1994 noted above, to increases in salary and salary related expenses of $316,444 for the quarter and $892,984 for the nine months year-to-date and to an increase in the provision for doubtful accounts of $236,452 for the quarter and $245,688 for the nine months year-to-date.

Net interest expense decreased $57,942 for the quarter and $82,297 for the nine months year-to-date, from the corresponding prior fiscal year periods. The decrease in net interest expense resulted primarily from the replacement on February 1, 1995, of the Company's 13% subordinated debentures by borrowings under a short-term bank line of credit with a lower interest rate and from an overall reduction in average borrowings.

Equity in income of unconsolidated subsidiaries of $10,156 for the quarter and $89,155 for the nine months year-to-date, compared to $16,238 and $620 for the prior fiscal year periods, represents the Company's share in the income or loss of its 50% owned Australian subsidiaries, Radix Group International Pty., Ltd. and United Star Line Pty., Ltd., and of its 25% equity interest in James Bourlet, Inc.

The Company reported income before income taxes of $32,221 for the quarter and $463,917 for the nine months year-to-date, compared to income before income taxes of $63,783 and loss before income taxes of $99,051, respectively, for the same periods the prior fiscal year.

Income tax charges of $8,667 for the quarter and $147,207 for the nine months year-to-date represented an effective income tax rate of 39.3% on income before equity in income of unconsolidated subsidiaries. The effective income tax rate for the same prior fiscal year periods was also 39.3%.

                                   FORM 10-Q

                     RADIX VENTURES, INC. AND SUBSIDIARIES
                     -------------------------------------

RESULTS OF OPERATIONS (cont.)
- -----------------------------

As a result, the Company recorded net income of $23,554 or 3 cents per share for the quarter and $316,710 or 41 cents per share for the nine months year-to-date ended April 30, 1995, compared to net income of $45,108 or 6 cents per share and net loss of $59,900 or 8 cents per share, respectively, for the same prior fiscal year periods.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company had a negative working capital position of $64,363 at April 30, 1995 compared to working capital of $212,390 at July 31, 1994 with the majority of current assets comprising cash and accounts receivable.

The Company supplements its working capital by short-term borrowing to finance any excess of its accounts receivable over its accounts payable. These borrowings are made under a line of credit from a bank and fluctuate on a daily basis according to the Company's requirements. On February 1, 1995, the Company redeemed its $1,974,900 remaining outstanding subordinated debentures and replaced its previous $4 million revolving line of credit with a new three-year $8 million revolving line of credit. $1,343,293 was outstanding under the line of credit at April 30, 1995 and there were no outstanding borrowings at July 31, 1994.

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

The Company's capital requirements as of April 30, 1995 consist of purchases of computer equipment and software under a continuing program to expand and upgrade its computer systems, normal replacement of furniture, vehicles and other equipment and lease obligations for office space and telephone equipment. The Company's capital expenditure requirements should be met adequately by cash-on-hand and by leasing arrangements.

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


                                            RADIX VENTURES, INC.
                                            ----------------------------
                                                              Registrant


Dated:  June 15, 1995


                                            /s/ Pierre L. Schoenheimer
                                            ----------------------------
                                            Pierre L. Schoenheimer,
                                            Chairman


                                            /s/ Matthew P. Sheppard
                                            ---------------------------
                                            Matthew P. Sheppard,
                                            Vice-President and
                                            Treasurer